Form 10-K/A
period 1998-12-31
SAXON ASSET SECURITIES TRUST 1998-4
filed 1999-06-14
CIK 1075956

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [X]

Documents incorporated by reference:  None

SAXON ASSET SECURITIES TRUST 1998-4
-----------------------------------

                            AMENDMENT NUMBER 1 OF 1

SAXON ASSET SECURITIES TRUST 1998-4
-----------------------------------

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

                                       Saxon Asset Securities Trust 1998-4
                                       Mortgage Loan Asset Backed Certificates
                                       1998-4


Date:  June 14, 1999           By:   /s/ Bradley D. Adams
                                      ---------------
                                      Bradley D. Adams
                                      Vice President

                                  EXHIBIT 99.1
               Annual Statement of Compliance by Master Servicer

                         ANNUAL STATEMENT OF COMPLIANCE

     I, Linda G. Warman, hereby certify that I am a Vice President of Chase Bank of Texas, National Association, ("the Master Servicer") acting as Master
Servicer, pursuant to a Trust Agreement ("Agreement") with Saxon Asset Securities Trust 1996-1, 1998-2, 1998-3, and 1998-4, and further certify to the best of my knowledge and after due inquiry, the following:

     I have reviewed the activities of the Master Servicer, during the preceding calendar year and the performance under the Agreement. To the best of my knowledge, based on such review, Chase Bank of Texas, as Master Servicer, has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects during the applicable period. I have conducted an examination of the activities of each Servicer during the preceding calendar year and the performance of such Servicer under the related Servicing Agreement.

     I have  examined  each  Servicer's  Fidelity  Bond and Errors and Omissions
     Policy and each such bond or policy is in effect and conforms to the requirements of the related Servicing Agreement.

     I have received from each Servicer such Servicer's annual audited financial statements and such other information as is required by the Guide and to the best of my knowledge, based on such examination, each Servicer has performed and fulfilled its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year.

     /s/ Linda G. Warman

Title:    Vice President  and Trust Officer

Date:    June 10, 1999

EXHIBIT 99.2
Annual Certificate of Compliance

MERITECH MORTGAGE SERVICES, INC.
One Ridgmar Centre
6500 West Freeway, Ste 400
Fort Worth, TX  76116


Dear Master Servicer:

The undersigned officer certifies the following for the 1998 fiscal year:

     (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer guide. To the best of this Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year. If there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations a description of each default or failure and the nature and status.

     (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

     (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

     (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

     (e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

     (f) All Custodial  Accounts have been  reconciled and are properly  funded.

     (g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050j/6050p of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/  Susan Figiel

Senior Vice President
Investor Accounting and Compliance

June 11, 1999

                                  EXHIBIT 99.3
                  Annual Statement of Independent Accountants

DELOITTE & TOUCHE LLP
Suite 500
Eighth & Main Building
707 East Main Street
Richmond, Virginia  23219
Telephone:  (804) 697-1500
Facsimile:  (804) 697-1825

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Meritech Mortgage Services, Inc.
Fort Worth, Texas

We have examined management's assertion about Meritech Mortgage Services, Inc.'s ("Meritech"), compliance with servicing standards identified in the Appendix as of and for the year ended December 31, 1998, included in the accompanying management assertion. Such standards were established by Meritech's management based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). Management is responsible for Meritech's compliance with these servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining, on a test basis, evidence about Meritech's compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Meritech's compliance with the servicing standards or its servicing agreements.

In  our  opinion,   management's  assertion  that  Meritech  complied  with  its established servicing standards identified in the Appendix as of and for the year ended December 31, 1998, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

March 1, 1999